Form 10-Q
period 1996-09-30
SWIFT ENERGY OPERATING PARTNERS 1994-D LTD
filed 1996-11-13
CIK 943435

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________________ to ________________

                       Commission File number: 33-37983-29


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

                                  (713)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      9


SIGNATURES                                                                                                         10

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------      --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      999,452       $    1,140,607
              Oil and gas sales receivable                                                    294,773              273,152
              Other                                                                            12,460                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                     1,306,685            1,413,759
                                                                                       --------------       --------------
         Oil and Gas Properties, using full cost
              accounting                                                                    4,478,899            3,962,780
         Less-Accumulated depreciation, depletion
              and amortization                                                               (480,038)            (256,183)
                                                                                       --------------       --------------
                                                                                            3,998,861            3,706,597
                                                                                       --------------       --------------
                                                                                       $    5,305,546       $    5,120,356
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       93,507       $      249,112
              Payable related to property acquisitions                                        500,000              106,662
                                                                                       --------------       --------------
                   Total Current Liabilities                                                  593,507              355,774
                                                                                       --------------       --------------

         Partners' Capital                                                                  4,712,039            4,764,582
                                                                                       --------------       --------------
                                                                                       $    5,305,546       $    5,120,356
                                                                                       ==============       ==============

                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                              ---------------------------------  ------------------------------------
                                                    1996              1995             1996                 1995
                                              ---------------   ---------------  ---------------      ---------------
REVENUES:
   Oil and gas sales                          $       309,986   $       187,226  $       863,387      $       576,802
   Interest income                                     12,460            17,356           39,092               73,765
   Other income                                         3,471             2,827           13,964                5,758
                                              ---------------   ---------------  ---------------      ---------------
                                                      325,917           207,409          916,443              656,325
                                              ---------------   ---------------  ---------------      ---------------

COSTS AND EXPENSES:
   Lease Operating                                     58,430           105,079          176,755              164,695
   Production taxes                                    17,869             5,744           43,701               38,057
   Depreciation, depletion
     and amortization                                  70,215            50,039          223,855              168,833
   General and administrative                          30,828            29,040           94,722              153,627
                                              ---------------   ---------------  ---------------      ---------------
                                                      177,342           189,902          539,033              525,212
                                              ---------------   ---------------- ---------------      ---------------
NET INCOME (LOSS)                             $       148,575   $        17,507  $       377,410      $       131,113
                                              ===============   ===============  ===============      ===============



Limited Partners' net income (loss)
            per unit                          $           .03   $            --  $           .08      $           .03
                                              ===============   ===============  ===============      ===============



                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                ---------------------------------------
                                                                                     1996                      1995
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      377,410          $       131,113
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         223,855                  168,833
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (21,621)                (181,482)
        (Increase) decrease in other current assets                                    (12,460)                 (17,430)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (155,605)                 214,748
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     411,579                  315,782
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (122,781)              (3,700,440)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (429,953)                (175,190)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (141,155)              (3,559,848)
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,140,607                4,775,604
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      999,452          $     1,215,756
                                                                                ==============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $      500,000          $        68,534
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

      Use of Estimates --

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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1996 and 1995.

                  Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

(4)  Related-Party Transactions -

                  Effective December 30, 1994, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1994-D, Ltd. (Pension Partnership), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 84 percent of the Interest Holders' commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $122,760 or 66 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 44 percent or $.77/MCF and in oil prices of 54 percent or $6.93/BBL had a significant impact on partnership performance. Also, current quarter gas production increased 54 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated depreciation expense increased 40 percent or $20,176.

Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $286,585 or 50 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 52 percent or $.93/MCF and in oil prices of 8 percent or $1.23/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production increased 12 percent and 4 percent, respectively, when compared to the corresponding period in 1995, further contributing to the increased revenues.

      Associated depreciation expense increased 33 percent or $55,022.

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


                                               SWIFT ENERGY OPERATING
                                               PARTNERS 1994-D, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer