Form 10-Q
period 1997-06-30
SWIFT ENERGY OPERATING PARTNERS 1994-D LTD
filed 1997-08-11
CIK 943435

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statement of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           8

PART II.    OTHER INFORMATION                                                                     10


SIGNATURES                                                                                        11

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                                 BALANCE SHEETS


                                                                                           June 30,           December 31,
                                                                                             1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      427,012       $      485,796
              Oil and gas sales receivable                                                    186,314              247,342
              Other                                                                             5,448                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                       618,774              733,138
                                                                                       --------------       --------------
         Oil and Gas Properties, using full cost
              accounting                                                                    4,534,212            4,509,703
         Less-Accumulated depreciation, depletion
              and amortization                                                             (1,433,699)            (549,631)
                                                                                       --------------       --------------
                                                                                            3,100,513            3,960,072
                                                                                       --------------       --------------
                                                                                       $    3,719,287       $    4,693,210
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       50,444       $       23,912
                                                                                       --------------       --------------

         Deferred Revenues                                                                     10,666               10,666

         Partners' Capital                                                                  3,658,177            4,658,632
                                                                                       --------------       --------------
                                                                                       $    3,719,287       $    4,693,210
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended               Six Months Ended
                                                           June 30,                            June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996              1997              1996
                                              ---------------   --------------   ---------------  ----------------
REVENUES:
   Oil and gas sales                          $       187,762   $       308,669  $       465,106   $       553,400
   Interest income                                      5,448            13,245           10,914            26,632
   Other                                                1,465             7,924            3,358            10,493
                                              ---------------   ---------------  ---------------   ---------------
                                                      194,675           329,838          479,378           590,525
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     66,925            60,805          141,471           118,325
   Production taxes                                     1,448            12,721           14,956            25,833
   Depreciation, depletion
      and amortization -
        Normal provision                               48,418            70,145          115,159           153,640
        Additional provision                           56,761                --          768,909                --
   General and administrative                          24,428            33,073           53,945            63,892
                                              ---------------   ---------------  ---------------   ---------------
                                                      197,980           176,744        1,094,440           361,690
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (3,305)  $       153,094  $      (615,062)  $       228,835
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .03  $          (.13)  $           .05
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (615,062)         $       228,835
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         884,068                  153,640
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             61,028                   50,696
        (Increase) decrease in other current assets                                     (5,448)                 (12,901)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       26,532                 (120,953)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              351,118                  299,317
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (24,509)                (119,766)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (385,393)                (266,159)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (58,784)                 (86,608)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       485,796                1,140,607
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      427,012          $     1,053,999
                                                                                ==============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $           --          $       500,000
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

      Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective December 30, 1994, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1994-D, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 91 percent of the Interest Holder's commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

     Oil and gas sales declined $120,908 or 39 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased oil and gas production. A decline of 40 percent in oil production and 25 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined 46 percent or $1.22/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 31 percent or $21,727.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1997 for $56,761 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

     Oil and gas sales decreased $88,294 or 16 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 37 percent in oil production and 7 percent in gas production were major contributing factors to the decreased revenues for the period. Increased oil prices of 12 percent or $1.98/BBL partially offset the production declines.

      Associated depreciation expense declined 25 percent or $38,481.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1997 for $768,909 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                           SWIFT ENERGY OPERATING
                                           PARTNERS 1994-D, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer