Form 10-Q
period 1997-09-30
SWIFT ENERGY OPERATING PARTNERS 1994-D LTD
filed 1997-11-12
CIK 943435

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________


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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                    3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996        4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                        5

      Notes to Financial Statements                                                     6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      8

PART II.    OTHER INFORMATION                                                          10


SIGNATURES                                                                             11

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      388,599       $      485,796
              Oil and gas sales receivable                                                    181,747              247,342
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       570,346              733,138
                                                                                       ---------------     ----------------
         Oil and Gas Properties, using full cost
              accounting                                                                    4,542,539            4,509,703
         Less-Accumulated depreciation, depletion
              and amortization                                                             (1,479,178)            (549,631)
                                                                                       ---------------     ----------------
                                                                                            3,063,361            3,960,072
                                                                                       ---------------     ----------------
                                                                                       $    3,633,707       $    4,693,210
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       33,267       $       23,912
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     10,666               10,666

         Partners' Capital                                                                  3,589,774            4,658,632
                                                                                       ---------------     ----------------
                                                                                       $    3,633,707       $    4,693,210
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                              ---------------------------------  ----------------------------------
                                                    1997             1996             1997               1996
                                              ---------------   ---------------  ---------------    ---------------
REVENUES:
   Oil and gas sales                          $       185,786   $       309,986  $       650,892    $       863,387
   Interest income                                      4,969            12,460           15,883             39,092
   Other income                                         1,192             3,471            4,550             13,964
                                              ---------------   ---------------  ---------------    ---------------
                                                      191,947           325,917          671,325            916,443
                                              ---------------   ---------------  ---------------    ---------------

COSTS AND EXPENSES:
   Lease Operating                                     51,939            58,430          193,410            176,755
   Production taxes                                     9,038            17,869           23,994             43,701
   Depreciation, depletion
     and amortization -
       Normal provision                                45,479            70,215          160,638            223,855
       Additional provision                                --                --          768,909                 --
   General and administrative                          20,177            30,828           74,121             94,722
                                              ---------------   ---------------  ---------------    ---------------
                                                      126,633           177,342        1,221,072            539,033
                                              ---------------    --------------- ---------------    ---------------
NET INCOME (LOSS)                             $        65,314   $       148,575  $      (549,747)   $       377,410
                                              ===============   ================ ===============    ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .03  $          (.12)   $           .08
                                              ===============   ================ ===============    ===============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (549,747)         $       377,410
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         929,547                  223,855
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             65,595                  (21,621)
        (Increase) decrease in other current assets                                         --                  (12,460)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        9,355                 (155,605)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     454,750                  411,579
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (32,836)                (122,781)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (519,111)                (429,953)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (97,197)                (141,155)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       485,796                1,140,607
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      388,599          $       999,452
                                                                               ===============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $           --          $       500,000
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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective December 30, 1994, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1994-D, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 91 percent of the Interest Holders' commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $124,200 or 40 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 44 percent in gas production and 11 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 14 percent or $2.71/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 35 percent or $24,736.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $212,495 or 25 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 22 percent in gas production and 30 percent in oil production were major contributing factors to the decreased revenues for the period. Increased oil prices of 4 percent or $.69/BBL partially offset the production declines.

      Associated depreciation expense declined 28 percent or $63,217.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1997 for $768,909 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                        SWIFT ENERGY OPERATING
                                        PARTNERS 1994-D, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer